Form 10-K
period 2006-12-31
LEHMAN ABS CORP CORP BACKED TR CERT SER 2002-4
filed 2007-03-21
CIK 1169601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




            (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2006

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                TIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                        Commission File Number: 001-31871


                             Lehman ABS Corporation,
                            -------------------------
                                  on behalf of:
              Corporate Backed Trust Certificates, DaimlerChrysler
             -------------------------------------------------------
                      Debenture-Backed Series 2002-4 Trust
                     --------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     13-3447441
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  745 Seventh Avenue, New York, New York                     10019
--------------------------------------------    -------------------------------
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

Act.
Yes |_|        No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|        No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|        No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|        No |X|

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

DaimlerChrysler AG, the underlying securities guarantor, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the underlying securities guarantor, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under DaimlerChrysler AG's Exchange Act file number, 001-14561. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the underlying securities guarantor may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the underlying securities issuer, the underlying securities guarantor or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                     PART I

Item 1.  Business.
         Not Applicable

Item 1A. Risk Factors.
         Not Applicable

Item 1B. Unresolved Staff Comments.
         Not Applicable

Item 2.  Properties.
         Not Applicable

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         None

Item 9A. Controls and Procedures.
         Not Applicable

Item 9B. Other Information.
         None

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.
         Not Applicable

Item 11. Executive Compensation.
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
         Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
         None

Item 14. Principal Accounting Fees and Services.
         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                  Distribution Date       Filed on

----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Backed Trust Certificates, DaimlerChrysler Debenture-Backed              02/01/2006          02/13/2006
Series 2002-4 Trust                                                                08/01/2006          08/11/2006
----------------------------------------------------------------------------- ---------------------- ---------------


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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Lehman ABS Corporation,
                                         as Depositor for the
                                         Trust (the "Registrant")



Dated:  March 21, 2007                    By:   /s/ CHARLES M. WEAVER
                                             ------------------------------
                                                Name: Charles M. Weaver
                                                Title:   Senior Vice President

                                  EXHIBIT INDEX

            Reference
            Number per              Description of Exhibits                     Exhibit Number
           Item 601 of                                                         in this Form 10-K
          Regulation SK
         ------------------------------------------------------------------------------------------

              (31.1)     Certification by Senior Vice President of the                 31.1
                         Registrant pursuant to 15 U.S.C. Section 7241, as
                         adopted pursuant to Section 302 of the Sarbanes-Oxley
                         Act of 2002.
         ------------------------------------------------------------------------------------------
              (31.2)     Annual Compliance Report by Trustee pursuant to 15
                         U.S.C. Section 7241, as adopted pursuant to Section           31.2
                         302 of the Sarbanes-Oxley Act of 2002.
         ------------------------------------------------------------------------------------------